Form 10QSB
period 2000-03-31
VEDA CORP
filed 2000-05-15
CIK 1101303

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                            COMMISSION FILE NUMBER 0-28603

                                VEDA CORPORATION
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4737510
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              14724 VENTURA BLVD., FLOOR 2, SHERMAN OAKS, CA 91403
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 971-5184
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 1,029,400 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                                VEDA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

             BALANCE SHEET AS OF MARCH 31, 2000                        2

             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO MARCH 31, 2000          3


             STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO MARCH 31, 2000          4

             NOTES TO FINANCIAL STATEMENTS                             5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              8

                        Signatures                                     9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                     ASSETS
                                                                  March 31,
                                             December 31,           2000
                                                1999             (Unaudited)
                                           ----------------    -------------

TOTAL ASSETS                             $           -       $      -
------------                               ================    =============


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party                         95            8,245
                                           ----------------    -------------

   TOTAL LIABILITIES                                   95            8,245
                                           ----------------    -------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value,
  8,000,000 shares  authorized, none
  issued and outstanding                             -                -
  Common stock, $.001 par value,
  100,000,000 shares  authorized,
  1,029,400 issued and outstanding                  1,029            1,029
  Accumulated deficit during
  development stage                                (1,124)          (9,274)
                                           ----------------    -------------

   TOTAL STOCKHOLDERS' DEFICIENCY                     (95)          (8,245)
                                           ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
----------------------------------
 DEFICIENCY                              $           -       $        -
-----------                                ================    =============



                See accompanying notes to financial statements.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          September 15,
                                              1998             For the Three
                                         (Inception) to        Months Ended
                                         March 31, 2000       March 31, 2000
                                         ----------------    ----------------

INCOME                                 $           -       $           -
                                         ----------------    ----------------

EXPENSES

  Accounting fees                                 2,500                2,000
  Bank service charge                                95                -
  Consulting fees                                    29                -
  Legal fees                                      3,500               3,000
  Office expense                                    750                 750
  Rent                                            2,400               2,400
                                         ----------------    ----------------

NET LOSS                               $         (9,274)             (8,150)
--------                                 ================    ================



NET LOSS PER SHARE - BASIC AND
DILUTED                                $        (0.0139)            (0.0079)
                                         ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD -
BASIC AND DILUTED                               667,055           1,029,400
                                         ================    ================








                See accompanying notes to financial statements.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                              September 15,
                                                  1998            For the Three
                                             (Inception) To       Months Ended
                                             March 31, 2000      March 31, 2000
                                             ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $         (9,274)  $        (8,150)
  Adjustments to reconcile net loss to
  net cash used by  operating activities:
  Consulting services preformed for
  issuance of stock                                      29              -
                                             ----------------   ---------------

   Net cash used in operating activities             (9,245)           (8,150)
                                             ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:                  -                 -
                                             ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable - related party                        8,245             8,150
  Proceeds from issuance of common stock              1,000              -
                                             ----------------   ---------------

   Net cash provided by financing
   activities                                         9,245             8,150
                                             ----------------   ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                  -                 -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                   -                 -
                                             ----------------   ---------------

CASH AND CASH EQUIVALENTS -
----------------------------
 END OF PERIOD                             $           -      $          -
--------------                               ================   ===============





                See accompanying notes to financial statements.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A) Organization and Business Operations

           Veda Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

           The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

           (B) Basis of Presentation

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

           It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

           In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

           For further information, refer to the financial statements and footnotes included the Company's Form 10-KSB for the year ended December 31, 1999.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

           (C) Use of Estimates

           The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (D) Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           (E) Income Taxes

           The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2000.

           (F) Earnings Per Share

           Net loss per common share for the three months ended March 31, 2000 and for the period from September 15, 1998 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128
           "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE 2     LOAN PAYABLE - RELATED PARTY

           The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE 3     STOCKHOLDERS' DEFICIENCY

           The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value.

           The Company issued 914,700 and 114,700 common shares to Appletree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares have been issued as of March 31, 2000.

           Management filed a restated certificate of incorporation with the State of Delaware in June of 1999 which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

           The financial statements at March 31, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4     GOING CONCERN

           As reflected in the accompanying financial statements, the Company has had accumulated losses of $9,274 since inception, a working capital deficiency of $8,245 and has not generated any revenue since it has yet to implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

     The Company was formed on September 15, 1998 and is in the development stage. To date, the Company has not conducted any business operations or had any sales revenue. To accomplish its business objectives, the Company intends to locate and enter into strategic business combinations in the internet telecommunications industry.


Liquidity and Capital Resources
-------------------------------
     The Company currently believes that it has adequate cash resources to fund current operations. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate sufficient revenues to fund its operations in the absence of other sources. Operating costs for the current period were funded by a loan from a stockholder.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $1,000 from the offer and sale of its Common Stock and $8.245 of cash advances from a stockholder. The Company had a working capital deficiency of $8,245 as of March 31, 2000. Substantially all of such funds have been used to pay expenses incurred by the Company.

     Since its organization, VEDA has satisfied its cash requirements through sales of Common Stock and cash advances from its stockholders.

Results of Operations
---------------------
     During the period from September 15, 1998 (inception) through March 31, 2000, the Company has engaged in no significant operations other than organization activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended (the "'34 Act"). No revenues were received by the Company during this period. For the period from September 15, 1998 (inception) through March 31, 2000, the Company has $0 assets, and has generated a net loss of ($9,274).

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VEDA CORPORATION
                                        ----------------
                                        Registrant


 May 15, 2000                      By:      /s/ James Walters
 ------------                           --------------------------------
                                             James Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule