Form 10QSB
period 2000-06-30
VEDA CORP
filed 2000-08-29
CIK 1101303

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 15, 2000, there were 1,029,400 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                                VEDA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)             2
            AND DECEMBER 31, 1999

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE
            30, 1999 AND FROM SEPTEMBER 15, 1998
            (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)                  3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
            ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FOR
            THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION)
            TO JUNE 30, 2000 (UNAUDITED)                              4

            NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30,
            2000 (UNAUDITED)                                          5-7

           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K             8

   Signatures                                                         9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                   ASSETS
                                                June 30,
                                                  2000          December 31,
                                               (unaudited)          1999
                                               ------------    ---------------

TOTAL ASSETS                                   $     -         $        -
------------                                   ============    ===============



                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                  $   16,395      $          95
                                               ------------    ---------------

TOTAL LIABILITIES                                  16,395                 95
                                               ------------    ---------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                            -                  -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   1,029,400 issued and outstanding                 1,029              1,029
  Accumulated deficit during development
  stage                                           (17,424)            (1,124)
                                               ------------    ---------------

TOTAL STOCKHOLDERS' DEFICIENCY                    (16,395)               (95)
                                               ------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                   $     -         $        -
  ----------                                   ============    ===============


                See accompanying notes to financial statements

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                       For the
                                                                                                       Period
                                                                                                        From
                                            For the        For the       For the        For the       September
                                             Three          Three          Six           Six           15, 1998
                                             Months         Months        Months        Months        (Inception)
                                             Ended          Ended         Ended         Ended             to
                                            June 30,       June 30,      June 30,      June 30,        June 30,
                                              2000          1999          2000           1999            2000
                                           -----------    ---------     ----------    -----------    ------------
REVENUES                                   $    -         $   -         $   -         $    -         $     -
                                           -----------    ---------     ----------    -----------    ------------

EXPENSES
  Accounting fees                              2,000           500         4,000            500           4,500
  Bank charges                                  -               30          -                30              95
  Consulting fees                               -               29          -                29              29
  Legal fees                                   3,000           500         6,000            500           6,500
  Office & postage expense                       750          -            1,500           -              1,500
  Rent                                         2,400          -            4,800           -              4,800
                                           -----------    ---------     ----------    -----------    ------------

NET LOSS                                   $  (8,150)     $ (1,059)     $(16,300)     $  (1,059)     $  (17,424)
--------                                   ===========    =========     ==========    ===========    ============


Net loss per share - basic and
diluted                                    $ (0.0079)     $(0.0011)     $(0.0158)     $ (0.0021)    $   (0.0243)
                                           ===========    =========     ==========    ===========    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                        1,029,400       962,733       1,029,400      496,067         717,473
                                           ===========    =========     ==========    ===========    ============



                See accompanying notes to financial statements

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the        For the
                                                     six            six          September
                                                    months         months         15, 1998
                                                    ended          ended        (inception)
                                                   June 30,       June 30,      to June 30,
                                                     2000           1999           2000
                                                  -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                        $  (16,300)    $   (1,059)    $  (17,424)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Stock issued for services                           -                 29             29
                                                  -----------    -----------    -----------
    Net cash used in operating activities            (16,300)        (1,030)       (17,395)
                                                  -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of common stock               -              1,000          1,000
  Loan proceeds from stockholder                      16,300            270         16,395
                                                  -----------    -----------    -----------
    Net cash provided by financing
    activities                                        16,300          1,270         17,395
                                                  -----------    -----------    -----------

Net increase in cash                                   -                240           -

Cash and cash equivalents - Beginning                  -              -               -
                                                  -----------    -----------    -----------

Cash and cash equivalents - ending                $    -         $      240     $     -
                                                  ===========    ===========    ===========




                See accompanying notes to financial statements

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE  1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) Organization and Description of Business

            Veda Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

            The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

            (B) Basis of Presentation

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information necessary for a comprehensive presentation of financial position and results of operations.

            In Management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

            For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

            (C) Use of Estimates

            In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE  1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            (D) Cash and Cash Equivalents

            For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

            (E) Income Taxes

            The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

            (F) Loss Per Share

            Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE 2      LOAN PAYABLE TO STOCKHOLDER

            The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

                                VEDA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3      STOCKHOLDERS' DEFICIENCY

            The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value.

            The Company issued 914,700 and 114,700 common shares to Appletree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares have been issued as of June 30, 2000.

            Management filed a restated certificate of incorporation with the State of Delaware in June of 1999 which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

            The financial statements at June 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4      GOING CONCERN

            As reflected in the accompanying financial statements, the Company has accumulated losses of $17,424, a working capital deficiency of $16,395 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations
---------------------
     During the period from September 15, 1998 (inception) through June 30, 2000, the Company has engaged in no significant operations other than organization activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended (the "'34 Act"). No revenues were received by the Company during this period. For the period from September 15, 1998 (inception) through June 30, 2000, the Company has $0 assets, and has accumulated losses of ($17,424).

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $1,000 from the offer and sale of its Common Stock and $16,395 of cash advances from a stockholder. The Company had a working capital deficiency of $16,395 as of June 30, 2000. Substantially all of such funds have been used to pay expenses incurred by the Company.

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

                                        VEDA CORPORATION
                                        ----------------
                                        Registrant


 August 28, 2000                  By:      /s/ James Walters
 ---------------                       --------------------------------
                                           James Walters
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule